Form 10-K
FNANB CREDIT CARD MASTER NOTE TRUST
filed 2003-05-29
CIK 1193768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: February 28, 2003

                      Commission file number: 333-88564-02

                       FIRST NORTH AMERICAN NATIONAL BANK
                                  on behalf of
                       FNANB CREDIT CARD MASTER NOTE TRUST
                              (Issuer of the Notes)
             (Exact name of registrant as specified in its charter)


      United States                                        58-1897792
     (State or other                                     (IRS Employer
      jurisdiction                                    Identification No.)
    of incorporation)

 225 Chastain Meadows Court, Kennesaw, Georgia               30144
    (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code: 770 792-4600

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X 1                           No
                   ------                             -------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter)

--------
         1 In reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the registrant, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995).


is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

         Registrant does not have any voting stock.

         Registrant has not been involved in bankruptcy proceedings during the preceding five years.

         Registrant is not reporting as a corporate issuer.

         No documents have been incorporated by reference into this Form 10-K.


                                     PART I
                                     ------

         The FNANB Credit Card Master Trust (the "Certificate Trust") was formed pursuant to an Amended and Restated Master Pooling and Servicing Agreement dated as of December 31, 2001 (the "Pooling and Servicing Agreement") among DC Funding International, Inc. ("DC Funding"), as Transferor (the "Transferor"), First North American National Bank ("FNANB"), as Transferor under the Prior Agreement and as Servicer (the "Servicer"), and JPMorgan Chase Bank, as Trustee (successor in such capacity to First Union National Bank) (the "Certificate Trustee"). The Certificate Trust was created as a master trust under which one or more series of asset backed certificates (the "Certificates") evidencing undivided interests in certain assets of the Certificate Trust have been or will be issued pursuant to a series supplement to the Pooling and Servicing Agreement. On July 19, 2002, the Certificate Trust issued its Collateral Certificate pursuant to the Pooling and Servicing Agreement, as supplemented by the Collateral Series Supplement dated as of July 19, 2002 among the Transferor, the Servicer and the Certificate Trustee.

         The FNANB Credit Card Master Note Trust (the "Note Trust") was formed pursuant to a Trust Agreement dated as of July 1, 2002 (the "Trust Agreement") between DC Funding, as Transferor, and Wilmington Trust Company, as Owner Trustee. The Trust was created as a master note trust that has issued or will issue one or more series of asset backed notes (the "Notes") secured by certain assets of the Note Trust. Each series of Notes has been or will be issued pursuant to an indenture supplement to the Master Indenture dated as of July 1, 2002 (the "Master Indenture") between the Note Trust and JPMorgan Chase Bank, as Indenture Trustee (the "Indenture Trustee").

         The Collateral Certificate represents an undivided interest in certain assets of the Certificate Trust. Pursuant to the Transfer and Servicing Agreement dated as of July 1, 2002, the Transferor transferred the Collateral Certificate to the Note Trust. Pursuant to the Master Indenture, the Note Trust has pledged the Collateral Certificate to the Indenture Trustee, for the benefit of the holders of the Notes, to secure the Notes equally and ratably.

         The assets of the Certificate Trust (the "Trust Assets") include receivables (the "Receivables") arising under certain MasterCard and VISA credit card accounts (the "Accounts") owned or acquired by FNANB and all monies due or to become due in payment of the Receivables (including recoveries on charged-off Receivables), certain interchange fees received by FNANB in connection with the Receivables, all monies on deposit in certain bank accounts of the Certificate Trust (including, to the extent specified in the related series supplement, investment earnings on such amounts), all proceeds of the foregoing and, with respect to a particular series or class of Certificates, any letter of credit, guaranteed rate agreement, maturity guaranty facility, liquidity facility, cash collateral account, cash collateral guaranty, collateral indebtedness amount, collateral interest, surety bond, insurance policy, interest rate protection agreement, tax protection agreement, spread account, reserve account, subordination arrangement, cross-support feature or other similar arrangement (or any combination of the foregoing) for the benefit of the holders of the Certificates of such series or class. The Certificate Trust will not engage in any activity other than acquiring and holding Receivables, issuing one or more series of Certificates and any related interest in the Certificate Trust and one or more certificates evidencing the Transferor's interest in the Certificate Trust, receiving collections on the Receivables, making payments on the Certificates and engaging in related activities. The Certificate Trustee holds the Trust Assets in trust for the benefit of the holders of the Certificates, and the Servicer services the Receivables.

         As of February 28, 2003, the Note Trust had one outstanding series of Notes. On July 19 2002, the Note Trust issued in a public transaction the Class A Floating Rate Asset Backed Notes, Series 2002-A (the "Public Notes"). In addition, the Note Trust issued to the Transferor as part of Series 2002-A a class of notes referred to as the Class B Floating Rate Asset Backed Notes. The Note Trust may issue from time to time additional series of Notes.

         The registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the Trust. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995). Items designated herein as "Not Applicable" have been omitted as a result of such reliance.

Item 1.  Business.
         --------

         Not Applicable.

Item 2.  Properties.
         ----------

         See introductory statement to Part I above for a description of Collateral Certificate and the Trust Assets.

Item 3.  Legal Proceedings.
         -----------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.


                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

         (a) To the best knowledge of the registrant, there is no established public trading market for the Notes.

         (b) The Public Notes are represented by two certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC").


Item 6.  Selected Financial Data.
         -----------------------

         Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation.
         ------------

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         Not Applicable.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

         None.


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         Not Applicable.

Item 11. Executive Compensation.
         ----------------------

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         (a) The Public Notes are represented by two certificates registered in the name of Cede & Co., and an investor holding an interest in the Trust is not entitled to receive a certificate representing such Public Notes except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Public Notes, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Public Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is c/o The Depository Trust Company, 55 Water Street, New York, New York 10041.

         (b) Not Applicable.

         (c) Not Applicable.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

         None.

Item 14. Controls and Procedures.
         -----------------------

         Not Applicable.


                                     PART IV
                                     -------
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

         (a)    Documents.

                1.    Financial Statements.

                      Not Applicable.

                2.    Financial Statement Schedules.

                      Not Applicable.

                3.    Exhibits.

                      See Item 15(c).

         (b)    Reports on Form 8-K.

         The registrant filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 28, 2003: Current Reports on Form 8-K dated October 18, 2002, February 18, 2003, March 17, 2003 and May 16, 2003 in each case reporting Items 5 and 7(c) and providing the Series 2002-A Noteholders Statements, as applicable, for the months of February 2002, March 2002, April 2002, May 2002, June 2002, December 2002, January 2003, and February 2003.

                  (c)      Exhibits.

                  Exhibits 99.1     Annual Servicer's Certificate.

                  (d)      Financial Statement Schedules.

                           Not Applicable.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FNANB CREDIT CARD MASTER NOTE TRUST

                                    By: FIRST NORTH AMERICAN
                                        NATIONAL BANK, as Servicer


                                    By:/s/ Philip J. Dunn
                                           Philip J. Dunn
                                           Vice President

Dated as of: May 29th, 2003



                                                             CERTIFICATION

I, Philip J. Dunn, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of FNANB Credit Card Master Note Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon the review required under that agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under that agreement; and

5. I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing, or similar, agreement.


Date: May 29, 2003

/s/ Philip J. Dunn
Philip J. Dunn
Vice President


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

No annual report, proxy statement, form of proxy or other soliciting material has been sent to holders of the Notes during the period covered by this report, and the registrant does not intend to furnish such materials to holders of the Notes subsequent to the filing of this report.



                                INDEX TO EXHIBITS

Exhibit           Description
Number            of Exhibit

99.1             Annual Servicer's Certificate.