Form 10-K
FNANB CREDIT CARD MASTER NOTE TRUST
filed 2004-05-25
CIK 1193768

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549


				FORM 10-K


   	  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:   February 29, 2004

				or

	  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission file number:  333-88564

		    FNANB CREDIT CARD MASTER TRUST
		(Issuer of the Collateral Certificate)

				and

		FNANB CREDIT CARD MASTER NOTE TRUST
			(Issuer of the Notes)

	(Exact name of registrant as specified in its charter)


        Delaware                            Not Applicable
    -----------------                     -------------------
     (State or other                        (IRS Employer
      jurisdiction                        Identification No.)
    of incorporation)

	c/o Fleet Bank (RI), National Association
		111 Westminster Street
	   Providence, Rhode Island  02903
	(Address of Principal Executive Offices)

			(401) 278-5451
	(Registrant's telephone number, including area code)

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

		Yes   X    			No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ) Not Applicable

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: None

     Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date: None

Documents Incorporated By Reference:

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

     No documents have been incorporated by reference into this Form 10-K.

			INTRODUCTORY NOTE

     The FNANB Credit Card Master Trust (the "Certificate Trust") was formed pursuant to an Amended and Restated Master Pooling and Servicing Agreement dated as of December 31, 2001, as subsequently amended, (the "Pooling and Servicing Agreement") among DC Funding International, Inc. ("DC Funding"), as Transferor, First North American National Bank ("FNANB"), as Transferor under the Prior Agreement and as Servicer, and JPMorgan Chase Bank, as Trustee (successor in such capacity to First Union National Bank) (the "Certificate Trustee"). The Certificate Trust was created as a master trust under which multiple series of asset backed certificates (the "Certificates") evidencing undivided interests in certain assets of the Certificate Trust have been issued pursuant to a series supplement to the Pooling and Servicing Agreement. On July 19, 2002, the Certificate Trust issued its Collateral Certificate pursuant to the Pooling and Servicing Agreement, as supplemented by the Collateral Series Supplement dated as of July 19, 2002 among the Transferor, the Servicer and the Certificate Trustee.

     The FNANB Credit Card Master Note Trust (the "Note Trust") was formed pursuant to a Trust Agreement dated as of July 1, 2002 (the "Trust Agreement") between DC Funding, as Transferor, and Wilmington Trust Company, as Owner Trustee. The Note Trust was created as a master note trust that issued two series of asset backed notes (the "Notes") secured by certain assets of the Note Trust. Each series of Notes was issued pursuant to its respective indenture supplement to the Master Indenture dated as of July 1, 2002 (the "Master Indenture") between the Note Trust and JPMorgan Chase Bank, as Indenture Trustee (the "Indenture Trustee").

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

     The assets of the Certificate Trust (the "Trust Assets") include receivables (the "Receivables") arising under certain MasterCard and VISA credit card accounts (the "Accounts") and all monies due or to become due in payment of the Receivables (including recoveries on charged-off Receivables), certain interchange fees in connection with the Receivables, all monies on deposit in certain bank accounts of the Certificate Trust (including, to the extent specified in the related series supplement, investment earnings on such amounts), all proceeds of the foregoing and, with respect to a particular series or class of Certificates, any letter of credit, guaranteed rate agreement, maturity guaranty facility, liquidity facility, cash collateral account, cash collateral guaranty, collateral indebtedness amount, collateral interest, surety bond, insurance policy, interest rate protection agreement, tax protection agreement, spread account, reserve account, subordination arrangement, cross-support feature or other similar arrangement (or any combination of the foregoing) for the benefit of the holders of the Certificates of such series or class. The Certificate Trust will not engage in any activity other than acquiring and holding Receivables, issuing one or more series of Certificates and any related interest in the Certificate Trust and one or more certificates evidencing the Transferor's interest in the Certificate Trust, receiving collections on the Receivables, making payments on the Certificates and engaging in related activities. The Certificate Trustee holds the Trust Assets in trust for the benefit of the holders of the Certificates, and the servicer services the Receivables.

     On November 18, 2003, Fleet Bank (RI), National Association ("Fleet") acquired the Accounts from FNANB and the related securitization program of FNANB which is administered through the Certificate Trust and the Note Trust (together with the Certificate Trust, the "Trusts"). As part of this acquisition, Fleet assumed the rights, duties and obligations of DC Funding, as Transferor for the Trusts, and of FNANB, as Servicer for the Trusts. Also as part of this acquisition, Fleet and the Trustee amended and restated the Pooling and Servicing Agreement by entering into the Second Amended and Restated Master Pooling and Servicing Agreement, dated as of November 18, 2003 between Fleet, as Transferor and Servicer, and the Trustee. During an interim period, the Receivables were serviced by FNANB as interim servicer. The interim servicing period ended on April 2, 2004. Fleet, as Servicer, has contracted with Total System Services, Inc. ("TSYS") to provide certain servicing functions on the Receivables effective April 3, 2004. In addition to providing certain data processing services, TSYS will provide call center, back office, and fraud services. This contract will not relieve Fleet, as Servicer, of its liabilities and responsibilities for such duties.

     As of February 29, 2004, the Note Trust had two outstanding series of Notes. On July 19, 2002, the Note Trust issued in a public transaction the Class A Floating Rate Asset Backed Notes, Series 2002-A (the "Series 2002-A Public Notes"). In addition, the Note Trust issued to DC Funding as part of Series 2002-A a class of notes referred to as the Class B Floating Rate Asset Backed Notes (the "Series 2002-A Class B Notes"). Fleet acquired the Series 2002-A Class B Notes from DC Funding on November 18, 2003. On May 29, 2003, the Note Trust issued in a public transaction the Class A Floating Rate Asset Backed Notes, Series 2003-A (the "Series 2003-A Public Notes" and, together with the Series 2002-A Public Notes, the "Public Notes"). In addition, the Note Trust issued to DC Funding as part of Series 2003-A a class of notes referred to as the Class B Floating Rate Asset Backed Notes, Series 2003-A (the "Series 2003-A Class B Notes"). Fleet acquired the Series 2003-A Class B Notes from DC Funding on November 18, 2003.

     This Form 10-K has been prepared in reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the Trusts. See, e.g., Banc One Credit Card Master Trust (avail. May 26, 1995). Items designated herein as "Not Applicable" have been omitted as a result of such reliance.

				PART I
				------
Item 1.	Business.
        ---------

	Not Applicable.

Item 2.	Properties.
	-----------
	See Introductory Statement to Part I above for a description of the Collateral Certificate and the Trust Assets. The Annual Servicer's Certificate is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.
	------------------

	There are no material pending legal proceedings with respect to the Trusts, involving either the Trusts, the Certificate Trustee, the Indenture Trustee or the Servicer other than ordinary or routine litigation incidental to the Certificate Trustee's, the Indenture Trustee's or the Servicer's duties under the Pooling and Servicing Agreement or the Master Indenture.


Item 4.	Submission of Matters to a Vote of Security Holders.
	----------------------------------------------------

	None.


				PART II
				-------

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.
	----------------------------------------------------------------------

	(a) To the best knowledge of the registrants, there is no established public trading market for the Notes.

	(b) The Public Notes are represented by four certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). At March 1, 2004 there were fourteen (14) holders of record of the Series 2002-A Class A Notes and fourteen (14) holders of record of the Series 2003-A Class A Notes.

	(c)  Not applicable.


Item 6.	Selected Financial Data.
	------------------------

	Not Applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and
	---------------------------------------------------------------
	Results of Operation.
	---------------------

	Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
	 -----------------------------------------------------------

	 Not Applicable.

Item 8.	Financial Statements and Supplementary Data.
	--------------------------------------------

	The Annual Servicer's Certificate and the Independent Accountants' Reports are attached as Exhibits to this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and
	---------------------------------------------------------------
	Financial Disclosure.
	---------------------

	As a result of the Servicer's acquisition of the Trusts, on November 18, 2003, PricewaterhouseCoopers LLP ("PwC"), independent public accountants for Fleet as successor Servicer, was selected to replace KPMG LLP as the Trusts' independent public accountants.

Item 9A. Controls and Procedures.
	 ------------------------

	Not Applicable.


				PART III
				--------

Item 10. Directors and Executive Officers of the Registrant.
	 ---------------------------------------------------

	 Not Applicable.

Item 11. Executive Compensation.
	 -----------------------

	 Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
	 ---------------------------------------------------------------

	 (a) The Public Notes are represented by four certificates registered in the name of Cede & Co., and an investor holding an interest in the Note Trust is not entitled to receive a certificate representing such Public Notes except
in certain limited circumstances.   Accordingly, Cede & Co. is the sole holder
of record of the Public Notes, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Public Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is c/o The Depository Trust Company,
55 Water Street, New York, New York 10041.

	  (a)(i) Each holder of record at March 1, 2004 of more than five percent (5%) of the Series 2002-A Class A Notes is indicated below:

								Dollar Amount
					Percent of		of Notes Held
Name and Address of Holder		Notes Held		(000's)
--------------------------		----------		-------------

Bank of New York (The)
One Wall Street
New York, NY  10286			     5.29%		      $22,000


JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX  75254			    42.58%		     $177,100


JPMorgan Chase Bank/Correspondence
Clearing Services
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX  75254			     6.01%		      $25,000


Mellon Trust of New England,
National Association
525 William Penn Place
Suite 3418
Pittsburgh, PA  15259			     7.63%		      $31,750


State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
North Quincy, MA  02171 		     9.50%		      $39,500


U.S. Bank N.A./Safekeeping West
First Trust Center SPFT 0913
180 East Fifth Street, 9th Floor
Saint Paul, MN  55101			    14.42%		      $60,000



	 (a)(ii) Each holder of record at March 1, 2004 of more than five percent (5%) of the Series 2003-A Class A Notes is indicated below:

								Dollar Amount
					Percent of		of Notes Held
Name and Address of Holder		Notes Held		(000's)
--------------------------		----------		-------------
Bank of New York (The)
One Wall Street
New York, NY  10286			    18.65%		      $79,000


BNY/ITC - Dealers Clearance Special
One Wall Street
New York, NY  10286			     5.98%		      $25,325


Deutsche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN  37211			    27.15%		     $115,000


JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX  75254			    16.25%		      $68,800


Mellon Trust of New England,
National Association
525 William Penn Place
Suite 3418
Pittsburgh, PA  15259			    17.15%		      $72,625


State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
North Quincy, MA  02171 		     5.20%		      $22,030




	 (b)  Not Applicable.

	 (c)  Not Applicable.


Item 13. Certain Relationships and Related Transactions.
	 -----------------------------------------------

	 Not Applicable.

Item 14. Principal Accounting Fees and Services.
	 ---------------------------------------

	 Not Applicable.




				PART IV
				-------

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
	 -----------------------------------------------------------------

	(a)  Documents.
	     ----------

	     1.  Financial Statements.

	         Not Applicable.

	     2.  Financial Statement Schedules.

	         Not Applicable.

	     3.  Exhibits.

	         See Item 15(c).

	(b)  Reports on Form 8-K.
	     --------------------

	The registrants filed the following Current Reports on Form 8-K with respect to the fiscal year ended February 29, 2004: Current Reports on Form 8-K dated March 17, 2003, April 16, 2003, May 12, 2003, June 13,
	2003, July 15, 2003, August 15, 2003, September 15, 2003, October 15,
	2003, November 17, 2003, December 15, 2003, January 15, 2004,
	February 17, 2004 and March 15, 2004, in each case reporting Items 5 and 7(c) and providing the Series 2002-A Noteholders Statement and Series 2003-A Noteholders Statement, as applicable, for the months of February 2003, March 2003, April 2003, May 2003, June 2003, July 2003,
	August 2003, September 2003, October 2003, November 2003, December 2003, January 2004 and February 2004. The following additional Current Reports on Form 8-K were filed by the registrants with respect to events occurring during the fiscal year ended February 29, 2004:

	Date		Items		Description
	----		-----		-----------

	O5/20/03	5,7		Consent of KPMG LLP

	O5/23/03	5,7		Consent of KPMG LLP

	O6/19/03	5,7		Series 2003-A Indenture Supplement and
					related agreements

	11/26/03	5,7		Agreements and amendments relating to
					Fleet acquisition


	 (c)  Exhibits.
	      ---------

	 Exhibit 31.1		Certification of Fleet Bank (RI),
	 			National Association

	 Exhibit 99.1		Annual Servicer's Certificate of Fleet Bank
	 			(RI), National Association

	 Exhibit 99.2		Report of Independent Accountants from
	 			PricewaterhouseCoopers LLP

	 Exhibit 99.3		Management Report of Fleet Bank (RI),
	 			National Association

	 Exhibit 99.4		Independent Accountants' Report from KPMG LLP

	 Exhibit 99.5		Management Report of First North American
	 			National Bank

	 (d)  Financial Statement Schedules.
	      ------------------------------

	      Not Applicable.



				SIGNATURES
				----------

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


			FNANB CREDIT CARD MASTER TRUST
			FNANB CREDIT CARD MASTER NOTE TRUST

			By: Fleet Bank (RI), National Association,
			    as Transferor

			By: /s/ JEFFREY A. LIPSON
			    ---------------------
			Name: Jeffrey A. Lipson
			Title: Vice President


Dated as of:  May 24, 2004


Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other soliciting material has been sent to holders of the Notes during the period covered by this report, and the registrants do not intend to furnish such materials to holders of the Notes subsequent to the filing of this report.



				INDEX TO EXHIBITS

Exhibit		Description
Number		of Exhibit
-------		-----------

Exhibit 31.1	Certification of Fleet Bank (RI), National Association

Exhibit 99.1	Annual Servicer's Certificate of Fleet Bank (RI),
		National Association

Exhibit 99.2	Report of Independent Accountants from PricwaterhouseCoopers LLP

Exhibit 99.3	Management Report of Fleet Bank (RI), National Association

Exhibit 99.4	Independent Accountants' Report from KPMG LLP

Exhibit 99.5	Management Report of First North American National Bank